Form 10QSB
period 2002-12-31
COWLEY TECHNOLOGIES CORP
filed 2003-05-08
CIK 1207233

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from __________ to __________

                Commission file number:              000-50114
                                        --------------------------------

                         COWLEY TECHNOLOGIES CORP.
-------------------------------------------------------------------------
      (Exact Name of Small Business Issuer as specified in its charter)

                   Delaware                          N/A
 ------------------------------------------------------------------------
(State or other jurisdiction           (IRS Employer Identification No.)
  of incorporation or organization)

                    185 Hai Zhou Road, Shanghai, China
c/o William G. Hu, Esq., 72-11 110th Street, #1G, Forest Hills, NY 11375
--------------------------------------------------------------------------
                  (Address of principal executive offices)

                               (718) 261-2329
--------------------------------------------------------------------------
                          (Issuer's telephone number)

                                     N/A
--------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [ ]

   State the number of shares outstanding of each of the issuer's classes of common equity, as of May 5, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]





                              COWLEY TECHNOLOGIES CORP.

                                    FORM 10-QSB

                                       INDEX


                         PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of December 31, 2002......................   3

          Statements of Operations for the Period
            From October 18, 2002 (Inception) to December 31, 2002....   4

          Statements of Cash Flows For the Period
            From October 18, 2002 (Inception) to December 31, 2002.....  5

          Notes to Financial Statements...............................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation...   7


                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................  9
Item 2.   Changes in Securities........................................  9
Item 3.   Defaults Upon Senior Securities..............................  9
Item 4.   Submission of Matters to a Vote of Security Holders..........  9
Item 5.   Other Information............................................  9
Item 6.   Exhibits and Reports on Form 8-K.............................  9

SIGNATURES.............................................................  9

CERTIFICATION




                           COWLEY TECHNOLOGIES CORP.
                         (A Development Stage Company)

                                 BALANCE SHEET
                            As of December 31, 2002
                                 (Unaudited)


                                    ASSETS

CURRENT ASSETS ..................................................   $       0

OTHER ASSETS ....................................................           0
                                                                     ---------

TOTAL ASSETS ....................................................    $      0
                                                                     =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES .............................................    $      0
                                                                     ---------
TOTAL LIABILITIES................................................           0
                                                                     ---------
STOCKHOLDERS' EQUITY

 Common stock, $0.0001 par value; 80,000,000 shares
  authorized; 5,000,000 shares issued and outstanding............         500

 Preferred stock, $0.0001 par value; 10,000,000 shares
  authorized, zero shares issued and outstanding.................           0

 Additional paid-in capital......................................       4,000

 Accumulated deficit during development stage....................     (4,500)
                                                                    ---------
  TOTAL STOCKHOLDERS' EQUITY.....................................           0
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................    $      0
                                                                    =========


     The accompanying notes to financial statements are an integral part of these statements.




                             COWLEY TECHNOLOGIES CORP.
                           (A Development Stage Company)


                              STATEMENT OF OPERATIONS

                  For the period from October 18, 2002 (Inception)
                         to December 31, 2002(Unaudited)


INCOME............................................................   $      0
                                                                     --------
OPERATING EXPENSES:
  General and administrative expenses.............................      4,000
  Organization expense............................................        500
                                                                     --------
Total operating costs and expenses................................      4,500
                                                                     --------

Income (loss) Before Tax Provision................................    (4,500)

Provision for income taxes........................................          0
                                                                    ---------
NET LOSS..........................................................  $ (4,500)
                                                                    =========


Weighted Average Common Shares Outstanding......................    5,000,000
                                                                    =========

Net Loss Per Common Share.......................................    $ (.0009)
                                                                    =========




    The accompanying notes to financial statements are an integral part of these statements.






                         COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)


                          STATEMENT OF CASH FLOWS

                The Period from October 18, 2002 (Inception) to
                          December 31, 2002 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................  $  (4,500)
 Adjustment to reconcile net loss to net cash
  provided by Operating activities..........................           0
                                                                --------
Net cash used in operating activities.......................     (4,500)
                                                                --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities...................           0
                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Issuance of common stock for service.......................         500
 Additional paid-in capital.................................       4,000
                                                                --------
Net cash provided by financing activities...................       4,500
                                                                --------

NET INCREASE (DECREASE).....................................    $      0
                                                                --------
CASH, beginning of period...................................           0
                                                                --------
CASH, end of period.........................................    $      0
                                                                ========



 The accompanying notes to financial statements are an integral part of these statements.




                          COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)

                     Notes to Financial Statements (Unaudited)
                            December 31, 2002

1.  Basis of Presentation.

    The accompanying unaudited financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures in these financial statements are adequate and not misleading.

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the period ended December 31, 2002 are not necessarily indicative of the results for any future period.

2.  Organization

    Cowley Technologies Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At December 31, 2002, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

    The year-end of the Company is September 30 for both book and tax purposes.

3.  Stockholder's Equity

    A. Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock with par value $.0001 per share. As of December 31, 2002, there was no preferred stock issued and outstanding.

    B. Common Stock and Additional Paid-In Capital

    The Company is authorized to issue 80,000,000 shares of common stock with par value $.0001 per share. On October 18, 2002, the Company issued 5,000,000 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate of $500 in services. As to date all expenses incurred or paid by the controlling shareholder on behalf of the Company are recorded as additional paid-in capital.

    C. Warrant and Options

    There are no warrants or options outstanding to issue any additional shares of common stock.

4.  Related Party Transactions

    Since inception the Company has not paid any compensation to any officers or directors of the Company.

    The Company neither owns nor leases any real property. The Company currently uses the offices of its controlling shareholder as its mailing address, for which the Company pays no rent, and for which the president of the Company has agreed to continue this arrangement until the Company completes a business combination.

    The Company's sole officer/director is also the sole shareholder of the Company.

    All expenses incurred or paid by the controlling shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to additional paid-in capital.


Item 2.    Management's Discussion and Analysis or Plan of Operation

Plan of Operation

   The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this Quarterly Report, the Company has no particular acquisitions in mind and has not entered into any agreement or understanding with any representatives of the owners of any business or company regarding such an acquisition.

   The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholder.

   In connection with a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would either be issued by the Company or be purchased from the current principal stockholder of the Company by the acquiring entity or its affiliates, and accordingly, the shareholders of the target company, typically, become the majority of the shareholders of the combined company, the board of directors and officers of the target company become the new board and officers of the combined company and often the name of the target company becomes the name of the combined company. There are currently no arrangements that would result in a change of control of the Company.

Liquidity and Capital Resources

   At December 31, 2002, the Company had no cash and no other assets. From October 18, 2002 (inception) to December 31, 2002, the Company had no commercial operations and had no revenue. For the period ended December 31, 2002, the Company incurred expenses of $4,500.

   In order to carry out its business plan, the Company needs to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with preparation and filing of the periodic reports with the Securities and Exchange Commission. Because the Company has no capital with which to pay these anticipated expenses, Wei Yuan, the sole shareholder of the Company, has agreed that he will, on behalf of the Company, pay all expenses of the Company as they may be incurred with his personal funds. Such payments will be made without expectation of repayment unless the owners of the business which the Company acquires or merges with agree to repay all or a portion of such expenses. There is no minimum or maximum amount Mr. Yuan will pay on behalf of the Company. Mr. Yuan has agreed to continue to pay those expenses until the Company completes a business combination. Should, Mr. Yuan fail to pay such expenses, the Company has not identified any alternative sources, consequently, there is substantial doubt about the Company's ability to continue as a going concern. The Company currently does not intend to raise funds, either debt or equity, from investors while the Company is a blank check company, and the Company will not borrow any funds to make any payments to the Company's promoters, management or their affiliates or associates.

Controls And Procedures

   Management of the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14(c) and 15d-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the sole officer of the Company has concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                      PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

	    N/A.

Item 2.   Changes in Securities

	    N/A.

Item 3.   Defaults Upon Senior Securities

	    N/A.

Item 4.  Submission of Matters to a Vote of Security Holders

	   N/A.

Item 5.  Other Information

	   N/A.

Item 6.  Exhibits and Reports on Form 8-K

         1) Exhibits:   N/A

         2) Reports on Form 8-K:  N/A



                                 SIGNATURE

   Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					    COWLEY TECHNOLOGIES CORP.

					     By:   /s/  Wei Yuan
                                      -------------------------
                                        Wei Yuan, President


Date:  May 5, 2003




                                  CERTIFICATION

    I, Wei Yuan, the president of Cowley Technologies Corp. certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Cowley Technologies Corp.;

    	 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    	 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    	 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    	     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    	    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     	5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     	    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    	    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     	6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    /s/ Wei Yuan
-------------------
Wei Yuan, President

Date:  May 5, 2003