Form 10QSB
period 2003-03-31
COWLEY TECHNOLOGIES CORP
filed 2003-05-08
CIK 1207233

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

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





                              COWLEY TECHNOLOGIES CORP.

                                    FORM 10-QSB

                                       INDEX


                         PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of March 31, 2003.........................   3

          Statements of Operations for the Three Months Ended
            March 31, 2003............................................   4

          Statements of Cash Flows For the Three Months Ended
            March 31, 2003............................................   5

          Notes to Financial Statements...............................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation...   7


                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................  9
Item 2.   Changes in Securities........................................  9
Item 3.   Defaults Upon Senior Securities..............................  9
Item 4.   Submission of Matters to a Vote of Security Holders..........  9
Item 5.   Other Information............................................  9
Item 6.   Exhibits and Reports on Form 8-K.............................  9

SIGNATURES.............................................................  9

CERTIFICATION




                           COWLEY TECHNOLOGIES CORP.
                         (A Development Stage Company)

                                 BALANCE SHEET
                             As of March 31, 2003
                                 (Unaudited)


                                    ASSETS

CURRENT ASSETS ..................................................   $       0

OTHER ASSETS ....................................................           0
                                                                     ---------

TOTAL ASSETS ....................................................    $      0
                                                                     =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES .............................................    $      0
                                                                     ---------
TOTAL LIABILITIES................................................           0
                                                                     ---------
STOCKHOLDERS' EQUITY

 Common stock, $0.0001 par value; 80,000,000 shares
  authorized; 5,000,000 shares issued and outstanding............         500

 Preferred stock, $0.0001 par value; 10,000,000 shares
  authorized, zero shares issued and outstanding.................           0

 Additional paid-in capital......................................       4,300

 Accumulated deficit during development stage....................     (4,800)
                                                                    ---------
  TOTAL STOCKHOLDERS' EQUITY.....................................           0
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................    $      0
                                                                    =========


     The accompanying notes to financial statements are an integral part of these statements.




                             COWLEY TECHNOLOGIES CORP.
                           (A Development Stage Company)


                              STATEMENT OF OPERATIONS

                     For the Three Months Ended March 31, 2003
                                    (Unaudited)


INCOME............................................................   $      0
                                                                     --------
OPERATING EXPENSES:
  General and administrative expenses.............................        300
                                                                     --------
Total operating costs and expenses................................        300
                                                                     --------

Income (loss) Before Tax Provision................................      (300)

Provision for income taxes........................................          0
                                                                    ---------
NET LOSS..........................................................   $  (300)
                                                                    =========


Weighted Average Common Shares Outstanding......................    5,000,000
                                                                    =========

Net Loss Per Common Share.......................................    $   (.00)
                                                                    =========




    The accompanying notes to financial statements are an integral part of these statements.






                            COWLEY TECHNOLOGIES CORP.
                           (A Development Stage Company)


                               STATEMENT OF CASH FLOWS

                      For the Three Months Ended March 31, 2003
                                    (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................    $  (300)
 Adjustment to reconcile net loss to net cash
  provided by Operating activities..........................           0
                                                                --------
Net cash used in operating activities.......................       (300)
                                                                --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities...................           0
                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional paid-in capital.................................         300
                                                                --------
Net cash provided by financing activities...................         300
                                                                --------

NET INCREASE (DECREASE).....................................    $      0
                                                                --------
CASH, beginning of period...................................           0
                                                                --------
CASH, end of period.........................................    $      0
                                                                ========



 The accompanying notes to financial statements are an integral part of these statements.




                          COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)

                     Notes to Financial Statements (Unaudited)
                               March 31, 2003

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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the period ended March 31, 2003 are not necessarily indicative of the results for any future period.

2.  Organization

    Cowley Technologies Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At March 31, 2003, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

    The year-end of the Company is September 30 for both book and tax purposes.

3.  Stockholder's Equity

    A. Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock with par value $.0001 per share. As of March 31, 2003, there was no preferred stock issued and outstanding.

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

Liquidity and Capital Resources

   At March 31, 2003, the Company had no cash and no other assets. Since its inception, the Company has had no commercial operations and no revenues. For three months ended March 31, 2002, the Company incurred expenses of $300.

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


					    COWLEY TECHNOLOGIES CORP.

					     By:   /s/  Wei Yuan
                                      ----------------------
                                       Wei Yuan, President


Date:  May 5, 2003




                                  CERTIFICATION

    I, Wei Yuan, the president of Cowley Technologies Corp., certify that:

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