Form 10QSB
period 2003-06-30
COWLEY TECHNOLOGIES CORP
filed 2003-08-08
CIK 1207233

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                  FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

   State the number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2003: 5,000,000 shares of common stock, $.0001 par value, as of the date of this Report.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]





                              COWLEY TECHNOLOGIES CORP.

                                    FORM 10-QSB

                                       INDEX


                         PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets as of June 30, 2003..........................   3

          Statements of Operations....................................   4

          Statements of Cash Flows....................................   5

          Notes to Financial Statements...............................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation...   7

Item 3.   Controls and Procedures.....................................   8


                       PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings............................................  9
Item 2.   Changes in Securities........................................  9
Item 3.   Defaults Upon Senior Securities..............................  9
Item 4.   Submission of Matters to a Vote of Security Holders..........  9
Item 5.   Other Information............................................  9
Item 6.   Exhibits and Reports on Form 8-K.............................  9

SIGNATURES.............................................................  9

CERTIFICATION




                           COWLEY TECHNOLOGIES CORP.
                         (A Development Stage Company)

                                 BALANCE SHEET
                             As of June 30, 2003
                                 (Unaudited)


                                    ASSETS

CURRENT ASSETS ..................................................   $       0

OTHER ASSETS ....................................................           0
                                                                     ---------

TOTAL ASSETS ....................................................    $      0
                                                                     =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES .............................................    $      0
                                                                     ---------
TOTAL LIABILITIES................................................           0
                                                                     ---------
STOCKHOLDERS' EQUITY

 Common stock, $0.0001 par value; 80,000,000 shares
  authorized; 5,000,000 shares issued and outstanding............         500

 Preferred stock, $0.0001 par value; 10,000,000 shares
  authorized, no shares issued and outstanding...................           0

 Additional paid-in capital......................................       4,600

 Accumulated deficit during development stage....................     (5,100)
                                                                    ---------
  TOTAL STOCKHOLDERS' EQUITY.....................................           0
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................    $      0
                                                                    =========


     The accompanying notes to financial statements are an integral part of these statements.




                             COWLEY TECHNOLOGIES CORP.
                           (A Development Stage Company)


                              STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                              From October 18, 2002
                                              Three Months        (Inception) to
                                           Ended June 30, 2003     June 30, 2003

INCOME...................................      $      0              $      0
                                               --------              --------
OPERATING EXPENSES:
  General and administrative expenses....           300                 5,100
                                               --------              --------
Total operating costs and expenses.......           300                 5,100
                                               --------              --------

Income (loss) Before Tax Provision.......         (300)               (5,100)

Provision for income taxes...............             0                     0
                                              ---------              --------
NET LOSS.................................      $  (300)             $ (5,100)
                                              =========             =========


Weighted Average Common Shares Outstanding    5,000,000             5,000,000
                                              =========             =========

Net Loss Per Common Share................     $   (.00)             $  (.001)
                                              =========             =========



    The accompanying notes to financial statements are an integral part of these statements.





                          COWLEY TECHNOLOGIES CORP.
                       (A Development Stage Company)


                          STATEMENT OF CASH FLOWS
         For the Period from October 18, 2002 to June 30, 2003
                                (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss....................................................    $ (5,100)
 Adjustment to reconcile net loss to net cash
  provided by Operating activities..........................           0
                                                                ---------
Net cash used in operating activities.......................      (5,100)
                                                                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities...................           0
                                                                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock for service.......................         500
 Additional paid-in capital.................................       4,600
                                                                --------
Net cash provided by financing activities...................       5,100
                                                                --------

NET INCREASE (DECREASE).....................................    $      0
                                                                --------
CASH, beginning of period...................................           0
                                                                --------
CASH, end of period.........................................    $      0
                                                                ========



 The accompanying notes to financial statements are an integral part of these statements.




                          COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)

                     Notes to Financial Statements (Unaudited)
                               June 30, 2003

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

    In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the period ended June 30, 2003 are not necessarily indicative of the results for any future period.

2.  Organization

    Cowley Technologies Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential. At June 30, 2003, the Company had not yet commenced any formal business operations. All activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

    The year-end of the Company is September 30 for both book and tax purposes.

3.  Stockholder's Equity

    A. Preferred Stock

    The Company is authorized to issue 20,000,000 shares of preferred stock with par value $.0001 per share. As of June 30, 2003, there was no preferred stock issued and outstanding.

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

Liquidity and Capital Resources

   At June 30, 2003, the Company had no cash and no other assets. Since its inception, the Company has had no commercial operations and no revenues. For the three months ended June 30, 2002, the Company incurred expenses of $300.

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


ITEM  3.   CONTROLS AND PROCEDURES.

     As required by Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out with the participation of our sole executive officer. Based upon that evaluation, the sole officer of the Company concluded that these disclosure controls and procedures are effective.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

    Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.



                      PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings

	    N/A.

Item 2.   Changes in Securities

	    N/A.

Item 3.   Defaults Upon Senior Securities

	    N/A.

Item 4.  Submission of Matters to a Vote of Security Holders

	   N/A.

Item 5.  Other Information

	   N/A.

Item 6.  Exhibits and Reports on Form 8-K

         1) Exhibit 99.1:   Certification Pursuant to 18 U.S.C. Section 1350
                            as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


Date:  August 5, 2003




                                  CERTIFICATION

    I, Wei Yuan, the president of Cowley Technologies Corp., certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Cowley Technologies Corp.;

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


   /s/ Wei Yuan
--------------------
Wei Yuan, President

Date:  August 5, 2003