Form 10QSB
period 2003-09-30
COWLEY TECHNOLOGIES CORP
filed 2003-11-14
CIK 1207233

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from _________ to __________

                Commission file number:              000-50114
                                        ------------------------------

                          COWLEY TECHNOLOGIES CORP.
 -----------------------------------------------------------------------
   (Exact Name of Small Business Issuer as specified in its charter)

                 Delaware                        04-3777691
 ------------------------------------    -------------------------------
  (State or other jurisdiction          (IRS Employer Identification No.)
    of incorporation or organization)

                  80 Wall Street, Suite 818, New York, NY 10005
------------------------------------------------------------------------
                   (Address of principal executive offices)

                               (212) 809-1200
------------------------------------------------------------------------
                         (Issuer's telephone number)

                     185 Hai Zhou Road, Shanghai, China
-------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [X]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,100,000 shares of common stock, $.0001 par value, as of November 12, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                           COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)

                               BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                  Sept. 30, 2003   Dec. 31, 2002
                                                  --------------   -------------
CURRENT ASSETS
  Subscription Receivable....................       $  100,000      $        0
                                                    ----------     -----------
     Total Current Assets....................          100,000               0

OTHER ASSETS.................................                0               0
                                                    ----------     -----------

TOTAL ASSETS.................................       $  100,000      $        0
                                                    ==========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES..........................       $        0      $        0
                                                    -----------     ----------

TOTAL LIABILITIES............................                0               0
                                                    -----------     -----------
STOCKHOLDERS' EQUITY

 Common stock, $0.0001 par value; 80,000,000 shares
 authorized; 16,100,000 shares issued and outstanding    1,610             500

 Preferred stock, $0.0001 par value; 10,000,000 shares
 authorized, no shares issued and outstanding.               0               0

 Additional paid-in capital..................          103,790           4,000

 Accumulated deficit during development stage.         (5,400)         (4,500)
                                                    ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY................ .       100,000               0
                                                    ----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......    $  100,000      $        0
                                                    ==========      ==========


        The accompanying notes to financial statements are an integral part of these statements.

                           COWLEY TECHNOLOGIES CORP.
                         (A Development Stage Company)

                           STATEMENTS OF OPERATIONS
           For the Periods Ended September 30, 2003 (Unaudited)


                                            Three Months      Nine Months
                                          -----------------  -------------
INCOME...............................       $         0     $          0
                                           ------------     ------------
OPERATING EXPENSES:
  General and administrative expenses                300             900
                                           -------------    ------------
    Total operating costs and expenses               300             900
                                           -------------    ------------

Loss Before Tax Provision............              (300)           (900)

Provision for income taxes...........                  0               0
                                           -------------    ------------
NET LOSS.............................       $      (300)     $      (900)
                                           =============    =============


Weighted Average Common Shares Outstanding    7,659,341        5,889,706
                                           =============    ============

Net Loss Per Common Share.............      $     (.00)      $     (.00)
                                           =============    ============


         The accompanying notes to financial statements are an integral part of these statements.

                           COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)


                          STATEMENT OF CASH FLOWS
          For the Nine Months Ended September 30, 2003 (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss................................................   $       (900)
 Adjustment to reconcile net loss to net cash
  provided by Operating activities......................               0

 Changes in operating assets and liabilities:
   Subscription receivable..............................       (100,000)
                                                           -------------
    Net cash used in operating activities...............       (100,900)
                                                           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Net cash provided by investing activities...........              0
                                                           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issurance of common stock.............................          1,110
  Additional paid-in capital............................         99,790
                                                           ------------
  Net cash provided by financing activities.............        100,900
                                                           ------------

NET INCREASE (DECREASE).................................     $        0
                                                           ------------

CASH, beginning of period...............................              0
                                                           ------------
CASH, end of period.....................................     $        0
                                                           ============



        The accompanying notes to financial statements are an integral part of these statements.

                           COWLEY TECHNOLOGIES CORP.
                        (A Development Stage Company)

                    Notes to Financial Statements (Unaudited)
                              September 30, 2003

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

   In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. The results for the period ended September 30, 2003 are not necessarily indicative of the results for any future period.

2. Organization

   Cowley Technologies Corp. (a development stage company) (the "Company") was incorporated in the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. On September 8, 2003, Wei Yuan, the sole shareholder of the Company entered into a Stock Purchase Agreement with Comp Property International Limited ("Comp Property"), pursuant to which Comp Property acquired 4,250,000 shares of the Company's common stock from Wei Yuan, and at the same time, Comp Property subscribed 10,000,000 shares of the Company's common stock for an aggregate consideration of $100,000 in cash.

   On September 10, 2003, the Company entered into a Share Exchange Agreement with shareholders of Starlight E-Commerce Ltd., a magazine distributor in Hong Kong ("Starlight"), whereby the Company issued a total of 1,100,000 shares of its common stock to shareholders of Starlight to acquire all the capital stock of Starlight (the "Acquisition"). As a result, Starlight became the Company's wholly owned subsidiary, and following the Acquisition, the Company has 16,100,000 shares of common stock issued and outstanding.

3. Stockholder's Equity

   A. Preferred Stock

   The Company is authorized to issue 20,000,000 shares of preferred stock with par value $.0001 per share. As of September 30, 2003, there was no preferred stock issued and outstanding.

   B. Common Stock

   The Company is authorized to issue 80,000,000 shares of common stock with par value $.0001 per share. On October 18, 2002, the Company issued 5,000,000 shares of its common stock to the founder of the Company for an aggregate of $500 in services under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   On September 8, 2003, Comp Property International Ltd. subscribed 10,000,000 shares of the Company's common stock for an aggregate consideration of $100,000 in cash. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   On September 10, 2003, the Company entered into a Share Exchange Agreement with shareholders of Starlight E-Commerce Ltd., a magazine distributor in Hong Kong ("Starlight"), whereby the Company issued a total of 1,100,000 shares of its common stock to shareholders of Starlight to acquire all the capital stock of Starlight. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

   C. Warrant and Options

   There are no warrants or options outstanding to issue any additional shares of common stock.

   4. Related Party Transactions

   Since inception the Company has not paid any compensation to any officers or directors of the Company.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion on the Company's plan of operation contains forward-looking statements. Such statements are within the meaning of that term in
Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but not be limited to, projections of revenue, income, or loss, estimates of capital expenditures, plans for future operations, products, or services, financing needs or plans, as well as assumptions relating to the foregoing. The words "believe", "expect", "anticipate", "estimate", "project", and similar expressions identify forward- looking statements, which speak only as of the date the statement was made. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

The following discussion of the Company's plan of operation should be read in conjunction with its financial statements and the related notes thereto.

Acquisition of Starlight E-Commerce Ltd

On September 10, 2003, the Company entered into a Share Exchange Agreement with shareholders of Starlight E-Commerce Ltd., a magazine distributor in Hong Kong ("Starlight"), whereby the Company issued a total of 1,100,000 shares of its common stock to shareholders of Starlight to acquire all the capital stock of Starlight. As a result, Starlight became a wholly owned subsidiary of the Company. Prior to the acquisition, the Company has conducted no business operations. Accordingly, the Company's operations in the following discussion are referred to the operations of Starlight.

Plan of Operation

Starlight was incorporated under laws of Hong Kong on May 19, 2000 to engage in the business of e-commerce. Since inception, due to a protracted global economic slowdown, Starlight has virtually conducted no business operations until August 2003 when it began to change its business plan to enter into wholesale distribution of magazines and periodicals business in Hong Kong.

Starlight does not publish any of magazines or periodicals it distributes.
The principal business of Starlight is to solicit contracts to purchase magazines and periodicals directly from magazine publishers, and arrange distribution to retail outlets, such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offered mass-market reading materials to consumers.

The magazines and periodicals Starlight intends to distribute include most editorial category, from comic books to women's service, from automotive to teen, from news journals to business periodicals, from national weeklies to regional titles and special interest magazines. Starlight intends to provide client publishers with comprehensive sales, marketing and promotional services through a network of domestic and overseas sales venues including mass market, direct-to-retail and specialty market channels.

Starlight is in its early stage of development, and its operation to date has been focused on establishing and developing relationships with various magazine publishers. Starlight has no business operations until September 2003 it entered into a distribution agreement with "Fortune World", a Beijing, China-based monthly magazine that provides business news and nalysis from a business solutions perspective for professional and managerial Chinese to distribute the "Fortune World" magazine in Hong Kong.

As to September 30, 2003, there were no revenues or cost of revenues.

Liquidity and Capital Resources

Since its inception to September 2003, the Company's expenses, primarily legal and accounting fees incurred in conjunction with preparation and filing of the periodic reports under Exchange Act of 1934 with the Securities and Exchange Commission, were paid by controlling shareholder of the Company.
All expenses incurred or paid by controlling shareholder on behalf of the Company were recorded in the Company's statement of operations with a related credit to additional paid-in capital.

On September 8, 2003, the Company entered into a Stock Purchase Agreement with Comp Property International Limited, pursuant to which, among other things, Comp Property subscribed 10,000,000 shares of the Company's common stock for an aggregate consideration of $100,000 in cash, which has been paid as of the date of this Report. The Company believes that its current cash and cash equivalents and cash generated by its operations will be sufficient to fund our operations for at least the next 12 months. If the Company is unable to generate adequate operating cash flows, it may need to seek additional sources of capital through equity or debt financing, collaborative or other arrangements with other companies and other sources in order to realize its objectives and to continue its operations. There can be no assurance that the Company will be able to obtain additional debt or equity financing on terms acceptable to it, or at all.


Item 3.   CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings, under the Securities Exchange act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. This information is accumulated and communicated to the Company's management including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be disclosed in its periodic filings.

There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


              PART II.    OTHER INFORMATION


Item 1.   Legal Proceedings:   N/A.

Item 2.   Changes in Securities:   N/A.

Item 3.   Defaults Upon Senior Securities:  N/A.

Item 4.  Submission of Matters to a Vote of Security Holders:  N/A.

Item 5.  Other Information:   N/A.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

    31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

On September 15, 2003, the Company filed a Form 8-K to report on Item 1, Changes in control of registrant; Item 6, Resignations of registrant's directors; Item 7, Financial statements and exhibits; and Item 8, Change in fiscal year.




                                  SIGNATURE

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



COWLEY TECHNOLOGIES CORP.


By:  /s/ Jacinta Sit
----------------------------
Jacinta Sit, President & CFO

Date:  November 13, 2003