Form 10KSB
period 2003-09-30
COWLEY TECHNOLOGIES CORP
filed 2004-08-10
CIK 1207233

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

[X] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the Transition period from October 18, 2002 to September 30, 2003

                       Commission File No. 000-50114

                         COWLEY TECHNOLOGIES CORP.
--------------------------------------------------------------------------
              (Name of Small Business Issuer in its Charter)

             Delaware                               04-3777691
------------------------------------   ------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

        80 Wall Street, Suite 818, New York, NY               10005
------------------------------------------------------  -------------------
     Address of principal executive offices                  Zip Code

   Issuer's telephone number:                  (212) 809-1200
---------------------------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

        Title of each class        Name of each exchange on which registered
-------------------------------- -------------------------------------------
 Common stock, $.0001 par value                   N/A
-------------------------------- -------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  [X]  No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in the form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $ -0-.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: Since there is no trading market for Registrant's securities, no estimate as to the market value can be given.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,100,000 shares of common stock, par value $.0001 per share as of August 8, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No  [X]






                            TABLE OF CONTENTS


PART I

Item 1.  Description of Business.................................         3
Item 2.  Description of Property.................................         6
Item 3.  Legal Proceedings.......................................         7
Item 4.  Submission of Matters to a Vote of Security Holders.....         7

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.        7
Item 6.  Management's Discussion and Analysis or Plan of Operation        7
Item 7.  Financial Statements....................................         9
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure....................        16
Item 8A. Controls and Procedures.................................        17

PART III

Item 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act     17
Item 10. Executive Compensation..................................        18
Item 11. Security Ownership of Certain Beneficial Owners and
          Management.............................................        19
Item 12. Certain Relationships and Related Transactions..........        20
Item 13. Exhibits and Reports on Form 8-K........................        20
Item 14. Principal Accountant Fees and Services..................        21

Signatures





Item 1.  DESCRIPTION OF BUSINESS

Background

Cowley Technologies Corp. (the "Company") was incorporated under the laws of the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. In order to become a 12(g) registered company under the Securities Exchange Act of 1934, as amended, on December 2, 2002, the Company voluntarily filed a registration statement on Form 10-SB. Prior to September 8, 2003, the Company has conducted virtually no business operations, other than organizational activities and filing of the disclosure information under the requirements of the Securities Exchange Act of 1934.

On September 8, 2003, Mr. Wei Yuan, the Company's then controlling shareholder entered into a stock purchase agreement with Comp Property International Ltd., a British Virgin Islands corporation ("Comp Property"), pursuant to which Comp Property acquired 85%, or 4,250,000 shares, of the Company's common stock from Mr. Yuan in exchange for $42,500 in cash, and at the same time, Comp Property subscribed 10,000,000 shares of the Company's common stock for an aggregate consideration of $100,000 in cash. Prior to the transaction, the Company had 5,000,000 shares of common stock outstanding, and no preferred shares have been issued and outstanding.

On September 10, 2003, the Company entered into a share exchange agreement with shareholders of Starlight E-Commerce Ltd., a magazine distributor in Hong Kong ("Starlight"), whereby the Company issued a total of 1,100,000 shares of its common stock to shareholders of Starlight to acquire all the capital stock of Starlight (the "Acquisition"). As a result, Starlight became wholly owned subsidiary of the Company (the name of Starlight was changed to Starlight Media & Advertising Ltd. on April 28, 2004). Following the Acquisition, there are 16,100,000 shares of our common stock issued and outstanding.

Description of Business

Starlight was incorporated under laws of Hong Kong on May 19, 2000 to engage in the business of e-commerce. Since its inception, due to a protracted global economic slowdown, Starlight has virtually conducted no business until August 2003 when it began to change its business plan to enter into wholesale distribution of magazines and periodicals business in Hong Kong.

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

Starlight is in its early stage of development and is a development stage company. Starlight's operation to date has been focused on establishing and developing relationships with various magazine publishers. To date Starlight has entered into a distribution agreement with "Fortune World", a Beijing, China-based monthly magazine that provides business news and analysis from a business solutions perspective for professional and managerial Chinese to distribute the "Fortune World" magazine in Hong Kong.

Target Market

For certain reasons approximately 95% of magazines and periodicals currently sold in Hong Kong were published in Hong Kong and in traditional Chinese language or published in foreign countries in English language. In recent years there are more and more people from Mainland China who came to Hong Kong to do business. Often they are not able to find magazines and periodicals in Hong Kong that published in Mainland China and in simplified Chinese language. At the same time, more and more Hong Kong residents are desirous of knowing almost everything about Mainland China, largely for business and career purposes. Starlight intends to introduce more magazines that published in Mainland China and in simplified Chinese language to Hong Kong residents and businessmen.

Starlight's base of operations and initial market is Hong Kong. Starlight believes that its primary target market will consist of local retail outlets in Hong Kong, such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offered mass market reading materials to consumers. Starlight may, however, expand its market by distributing certain magazines published in Hong Kong to Mainland China in the future. Starlight currently has exclusive rights to distribute "Fortune World" magazine in Hong Kong. It plans to seek exclusive and/or non-exclusive rights from other magazine publishers to distribute additional magazines or periodicals in Hong Kong. However, Starlight intends to distribute only magazines and periodicals those published in China and in Chinese.

Suppliers and Pricing

Starlight purchases magazines directly from magazine publishers at a discount to the suggested price as established by the publishers and then sold, currently on consignation basis, the magazines to retailers at a lesser discount. Certain other competing wholesalers may have the advantage of more favorable discounts from the regional distributors. They have entered into multi-year contracts with wholesale distributors. This resulted in an increase in the discount to retailers and a reduction in the gross margin to the wholesalers except to the extent a competing wholesaler might receive better pricing from the regional distributors.

Magazine publishers directly ship the magazines to Starlight for distribution. As to date, Starlight has only one supplier, Fortune World Publishing Co., Ltd. of China, with Starlight has entered into an exclusive agreement to distribute its monthly magazine "Fortune World." Starlight intends to enter into more distribution agreement with other Chinese magazine publishers in the next twelve months.

Distribution

Starlight's current method of distribution is going through its field representatives. Field representatives are the vital link to achieving success for client publishers. Their primary tasks are to ensure that all authorized retailers are on distribution, and to expand dealer coverage while maximizing sales efficiency.

Substantially all of retailers in Hong Kong are small in size. Wholesale magazine and periodical distributors there historically operate in defined geographic territories where, through long-standing custom and usage, publishers control the magazine availability, and there has been no significant consolidation in periodical wholesale distribution industry in Hong Kong.

Growth Strategy

The objective of Starlight is to become a leading distributor of magazines and periodicals in Hong Kong by providing its publisher clients with the best distribution and marketing service at lower cost in the industry. Starlight believes that its success will be totally dependent on client-driven sales and performance. Key elements of Starlight's growth strategy include:

  o  negotiate exclusive distribution agreements with publisher clients;

  o establish partnership with other distributors in arranging for distribution to larger regions;

  o  work closely with retailers in category management and merchandising;

  o provide the highest level of market penetration and the best customer service in the industry; and

  o Be ready to provide the one-on-one assistance and support needed to build a strong on-going relationship with each publisher client.

Competition

Competition in the distribution of magazines and periodicals in Hong Kong is intense. Starlight's target markets primarily consists of retail outlets, such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offered mass market reading materials to consumers. A large number of magazine distributors currently operated in Hong Kong are established and have significantly greater financial resources, technical expertise and managerial capabilities than Starlight. Consequently, Starlight will be at a competitive disadvantage in entering into distribution agreements with major magazine publishers, which will significantly affect Starlight's ability to compete. Currently Starlight also faces competition from four different areas, including competition from other distributors, competition from alternative delivery channels, including subscriptions offered by the publishers and electronic transmissions over the Internet, and competition from suppliers selling directly to retail customers, and competition from substitute products.

Intellectual Property

Starlight currently owns no patents, trademarks, licenses, concessions or royalties or franchises that are material to its business.

Research and Development

Starlight is not currently conducting any research and development activities. Starlight does not anticipate conducting such activities in the near future.

Government Regulation

Starlight does not believe that it needs any governmental approval for its sale and distribution of magazines and periodicals in its principal territory Hong Kong. Starlight's business is subject to Hong Kong local laws relating to the promotion and advertising of its products. It believes that it is in compliance with all laws, rules and regulations material to its operations.

Employees

At September 30, 2003, Starlight had no paid employees. Two employees of Comp Property International Ltd., the controlling shareholder of the Company, performed administrative and other corporate functions on behalf of the Company. The Company may hire employees as its business grows.


Item 2.    DESCRIPTION OF PROPERTY

As of September 30, 2003, Starlight maintained its business offices at 3 Garden Road, Suite 2307, Asian Pacific Finance Tower, Suite 2307, Hong Kong, which are provided to Starlight at no charge by Comp Property International Ltd., the controlling shareholder of the Company. Comp Property agreed to continue this arrangement until Starlight has generated enough revenues to make the rent payment.


Item 3.   LEGAL PROCEEDINGS

There are no legal actions pending against Starlight nor are any legal actions contemplated by Starlight at this time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2003.



                                PART II


Item 5.  Market for Common Equity and Related Stockholder Matters

There is presently no public trading market for our common stock. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Options or Warrants

There are no outstanding options or warrants to purchase, or securities convertible into, common stock of the Company.

Holders

As of September 30, 2003, there were 16,100,000 shares of common stock outstanding and held of record by 32 stockholders.

Dividends

We have not declared any dividends and do not intend to so in the foreseeable future.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion include certain "forward-looking statements", which involve known and unknown risks, uncertainties and other factors which could cause our actual results, financial or operating performance, or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements are based upon our best estimates of current conditions and general merger and acquisition activity in the marketplace. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intends," "potential," or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Plan of Operation

Starlight was incorporated under laws of Hong Kong on May 19, 2000 to engage in the business of e-commerce. Starlight has virtually conducted no business until August 2003 when it began to change its business plan to enter into wholesale distribution of magazines and periodicals business in Hong Kong.

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

The magazines and periodicals Starlight intends to distribute include most editorial category, from comic books to women's service, from automotive to teen, from news journals to business periodicals, from national weeklies to regional titles and special interest magazines. Starlight intends to provide client publishers with comprehensive sales, marketing and promotional services through a network of domestic and overseas sales venues including mass market, direct-to-retail and specialty market channels. Starlight is in its early stage of development and is a development stage company. Starlight's operation to date has been focused on establishing and developing relationships with various magazine publishers. Starlight has no business operations until September 2003 it entered into a distribution agreement with "Fortune World", a Beijing, China-based monthly magazine that provides business news and analysis from a business solutions perspective for professional and managerial Chinese to distribute the "Fortune World" magazine in Hong Kong.

Results of Operation

Revenue

From October 18, 2003 (date of inception) to September 10, 2003, the Company had conducted no business and had no revenue from operations. Following the acquisition of Starlight E-Commerce Ltd on September 10, 2003, the Company conducts its businesses through its wholly-owned subsidiary Starlight. In September 2003, Starlight entered into a distribution agreement with Fortune World Publishing Co., Ltd. of China to distribute its monthly magazine "Fortune World." As of September 30, 2003, Starlight has not started its business and had not generated any revenue from its operations.

Expenses

For the period from October 18, 2003 (date of inception) to September 30, 2003, the Company incurred expenses of $5,400, primarily legal and general administrative expenses relating to the Company's quarterly and annual filings with the SEC.

Net Loss

For the period from October 18, 2003 (date of inception) to September 30, 2003, the Company had net loss $5,400, or $0.00 per share.

Liquidity and Capital Resources

At September 30, 2003, the Company had no cash and cash equivalents. For the period from October 18, 2002 to September 30, 2003, all the expenses incurred for by the Company, approximately $5,400, were paid by our controlling shareholder, who agreed to pay, on behalf of the Company, all administrative expenses, including legal and accounting fees incurred in conjunction with compliance with our on-going reporting obligations under the Securities Exchange Act of 1934 without repayment.

Item 7.  Financial Statements

In fiscal 2003 the Company was an inactive entity. Pursuant to Section 3-11 of Regulation S-X, our financial statements required for purposes of reports pursuant to the Securities Act of 1934 may be unaudited.



                         COWLEY TECHNOLOGIES CORP.
                       (A Development Stage Company)

                             BALANCE SHEET
                    September 30, 2003 (Unaudited)

                               ASSETS

CURRENT ASSETS
 Subscription Receivable..............................         $   100,000
                                                               -----------
   Total Current Assets...............................             100,000

OTHER ASSETS..........................................                   0
                                                              ------------

TOTAL ASSETS..........................................         $   100,000
                                                              ============

                LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES...................................         $         0
                                                              ------------

TOTAL LIABILITIES.....................................                   0
                                                              ------------
STOCKHOLDERS' EQUITY

Common stock, $0.0001 par value; 80,000,000 shares
 authorized; 16,100,000 shares issued and outstanding                1,610

Preferred stock, $0.0001 par value; 20,000,000 shares
 authorized, no shares issued and outstanding........                    0

Additional paid-in capital...........................              103,790

Accumulated deficit during development stage.........              (5,400)
                                                              ------------
  TOTAL STOCKHOLDERS' EQUITY.........................              100,000
                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........          $   100,000
                                                              ============




 The accompanying notes to financial statements are an integral part of these statements.





                        COWLEY TECHNOLOGIES CORP.
                      (A Development Stage Company)

                         STATEMENTS OF OPERATIONS
  For the Period from October 18, 2002 (Inception) to September 30, 2003
                              (Unaudited)




INCOME...............................................        $         0
                                                            ------------
OPERATING EXPENSES:
 General and administrative expenses.................              4,900
 Organizational costs................................                500
                                                             -----------
   Total operating costs and expenses................              5,400
                                                             -----------
NET LOSS.............................................         $  (5,400)
                                                             ===========

Net Loss Per Common Share............................         $    (.00)
                                                             ===========

Weighted Average Common Shares Outstanding...........          5,701,449
                                                             ===========





   The accompanying notes to financial statements are an integral part of these statements.





                       COWLEY TECHNOLOGIES CORP.
                     (A Development Stage Company)


                   STATEMENT OF STOCKHOLDERS' EQUITY
For the period from October 18, 2002 (Inception) to September 30, 2003


                                                                                  Total
                             Common Stock         Additional     Accumulated   Stockholders'
                           Shares      Amount   Paid-in Capital     Deficit       Equity
                      -------------   --------- ---------------  ------------   -----------
Common stock issued
At inception            5,000,000      $  500             -            -          $  500

Issuance of Common
 Stock for Cash        10,000,000       1,000        $ 99,000          -        $100,000

Issuance of common
 Stock for acquisition  1,100,000         110             -            -             110

Contributed capital           -            -            4,790          -           4,790

Net Loss                      -            -              -       $(5,400)       (5,400)

Balance
 At Sept. 30, 2003    16,100,000      $ 1,610       $ 103,790     $(5,400)      $100,000
                      ==========      =======       =========     ========     =========



The accompanying notes to financial statements are an integral part of these statements.






                        COWLEY TECHNOLOGIES CORP.
                      (A Development Stage Company)


                         STATEMENT OF CASH FLOWS
For the Period from October 18, 2002 (Inception) to September 30, 2003
                             (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss............................................           $   (5,400)
 Adjustment to reconcile net loss to net cash
  provided by Operating activities..................                     0

 Changes in operating assets and liabilities:
   Subscription receivable..........................             (100,000)
                                                               -----------
Net cash used in operating activities...............             (105,400)
                                                               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities...........                    0
                                                               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock...........................                1,610
 Additional paid-in capital.........................              103,790
                                                               ----------
Net cash provided by financing activities...........              105,400
                                                               ----------

NET INCREASE (DECREASE).............................           $        0
                                                               ----------

CASH, beginning of period...........................                    0
                                                               ----------
CASH, end of period.................................           $        0
                                                               ===========



   The accompanying notes to financial statements are an integral part of these statements.




                       COWLEY TECHNOLOGIES CORP.
                    (A Development Stage Corporation)

               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2003


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NOTE 1.  Going Concern Consideration

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. The Company is in the development stage and as of September 30, 2003 it has no current sources of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

The management's plans include seeking magazine publishers to enter into distribution agreements to provide the opportunity for the Company to continue as a going concern, and at the same time seeking strategic joint venture relationships to assist in increasing revenues and cash flow for the Company. However, there can be no assurance that management will be successful in this endeavor.

NOTE 2.  Business and Summary of Significant Accounting Policies

A.  Organization and Business Operations

Cowley Technologies Corp. (the "Company") was incorporated under the laws of the State of Delaware on October 18, 2002. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. On September 8, 2003, Mr. Wei Yuan, the Company's then controlling shareholder, entered into a stock purchase agreement with Comp Property International Ltd., a British Virgin Islands corporation, pursuant to which Comp Property acquired 85%, or 4,250,000 shares, of the Company's common stock from Mr. Yuan in exchange for $42,500 in cash, and at the same time, Comp Property subscribed 10,000,000 shares of the Company's common stock for an aggregate consideration of $100,000 in cash.

On September 10, 2003, the Company entered into a share exchange agreement with shareholders of Starlight E-Commerce Ltd., a magazine distributor in Hong Kong ("Starlight"), whereby the Company issued a total of 1,100,000 shares of its common stock to shareholders of Starlight to acquire all the capital stock of Starlight (the "Acquisition"). As a result, Starlight became wholly owned subsidiary of the Company. Since then, the Company has conducted its business through Starlight. On April 28, 2004, the name of Starlight was changed to Starlight Media & Advertising Ltd.

Starlight was incorporated on May 19, 2000 under laws of Hong Kong to engage in the business of e-commerce. Since its inception, due to a protracted global economic slowdown, Starlight has virtually conducted no business until August 2003 when it changed its business plan to enter into distribution of magazines and periodicals business in Hong Kong. Starlight's principal business is to solicit contracts to purchase magazines and periodicals from magazine publishers and arrange distribution to retail outlets, such as supermarkets, discount variety stores, convenience stores, drug stores and newsstands that offered mass market reading materials to consumers. In September 2003, Starlight entered into its first distribution agreement with "Fortune World", a Beijing, China-based monthly magazine that provides business news and analysis from a business solutions perspective for professional and managerial Chinese.

On September 10, 2003, the Company's fiscal year changed from September 30 to December 31.

B.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C.  Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.  Accrued Expenses

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

E.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2003.

F.  Recent issued accounting standards

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This SFAS made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44 and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company will be required to adopt SFAS No. 145 on January 1, 2003. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Such costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 replaces the previous accounting guidance provided by the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have any effect on the Company's financial statement presentation or disclosures.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, it must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not anticipate that the adoption of FIN 45 will have any effect on the Company's financial statement presentation or disclosure.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities (and Interpretation of ARB No. 51)" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of certain variable interest entities, commonly referred to as special purpose entities. The Company does not anticipate that the adoption of FIN 46 will have any effect on the Company's financial statement presentation or disclosure.

NOTE 3.  STOCKHOLDER'S EQUITY

Additional Paid-in Capital

The periods ended September 30, 2003 include an imputed $4,790 for expenses and services contributed by the Company's controlling shareholders that were free of charge. The amounts are included in total expenses in the accompanying financial statements. The Company has no obligation to repay these amounts.

NOTE 4.   RELATED PARTY TRANSACTIONS

All expenses incurred or paid by the principal shareholder on behalf of the Company to the date have been recorded in the Company's statement of operations with a related credit to additional capital.


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


Item 8A.   CONTROLS AND PROCEDURES

Management has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report (the "Evaluation Date"). Based upon such evaluation, the officer has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting him on a timely basis to material information relating to the Company required to be included in our reports filed or submitted under the Exchange Act.

During the most recent fiscal year, there have not been any significant changes in our internal controls over financial reporting or in other factors that could have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                             PART III


Item 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Registrant as of the date of this Report.

        Name         Age                Positions Held
------------------  ----   --------------------------------------------
Jacinta Sit          31    President, Chief Financial Officer and Director
Vivian Lee-Yu Lam    33    Vice President, Secretary and Director
Woon Chew Chai       44    Director

JACINTA SIT has been President and a director of the Company since September 2003. From 2001 to the present, Ms. Sit holds various positions, most recently as an Executive Director, of South Sea Petroleum Holdings Limited, a Hong
Kong corporation, whose principal business is the exploration and development of crude oil. From February 2003 to present, Ms. Sit also services as a director, president and chief financial officer of Oxford Technologies Inc., an electronics manufacturing services provider in UK.

VIVIAN LEE-YU LAM was appointed director, vice president and Secretary of the Company in September 2003. From 2000 to the present, Ms. Lam holds various positions, most recently as Company Secretary, of South Sea Petroleum Holdings Limited, a Hong Kong corporation. Currently Ms. Lam also serves as a director of Great Admirer Limited, a Hong Kong corporation, and a director of Oxford Technologies Inc., an electronics manufacturing services provider in UK.
Ms. Lam received her Bachelor's degree in Japanese Studies from the University of Hong Kong, and a postgraduate diploma in Corporate Administration from the City University of Hong Kong.

WOON CHEW CHAI was elected as independent director of the Company in September 2003. From 1994 to the present, Mr. Chai has been a partner at Michael Chai
& Co., a law firm in Kuala Lumpur, Malaysia. From 1991 to 1994, he was a legal associate with Shook Lin & Bok, a law firm in Kuala Lumpur, Malaysia. From
2002 to the present, he serves director of South Sea Petroleum Holdings Limited, a Hong Kong corporation. Since March 2003, Mr. Chai also serves as director of Oxford Technologies Inc., an electronics manufacturing services provider in UK. Mr. Chai holds a Bachelor of Laws (Hons) degree from the University of Buckingham, and a Bachelor of Science (Hons) degree in Chemistry from University of Surrey, UK. Mr. Chai qualified as Barrister at Law from
Lincoln's Inn, England.

Above named directors and executive officers of the Company have not involved in any legal proceedings as described in Item 401 of Regulation S-B.

Compliance With Section 16(A) of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors and greater-than 10% shareholders are required by the SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required during the year ended September 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


Item 10.   EXECUTIVE COMPENSATION

The executive officers of the Company did not receive any compensation for their services. They have not received such compensation in the past, and are not accruing any compensation pursuant to any arrangements. The Company has no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of directors, officers, or other employees.

Employment Agreements

The Company has not entered any employment agreements with any of its executive officers.

Compensation of Directors

There was no compensation paid to the directors of the Company.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of August 8, 2004, certain information with respect to the beneficial ownership of our common stock as to (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executives and (iv) all of our directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                      Name and Address Amount and Nature of Percent of Title of Class of Beneficial Owner Beneficial Ownership Class (i)
----------------  ----------------------  --------------------  -----------
Common Stock       Comp Property
                   International Ltd. (ii)      14,250,000          88.5%
                   49-51 Jervois Street
                   Sheung Wan, Hong Kong

Common Stock       All officers and
                   directors as a group                  0              0
--------------------------------------------------------------------------
(i) Based upon 16,100,000 shares issued and outstanding. There are no outstanding options or warrants to purchase, nor any securities convertible into, the Company's common shares.

(ii) A majority of capital stock of Comp Property International Ltd. is owned by South Sea Petroleum Holdings Ltd., a Hong Kong corporation.

Changes in Control

The Company knows of no arrangement, including the pledge by anyone of any securities of the Company, may result in a change in control.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On October 18, 2002, we issued 5,000,000 shares of our common stock to Wei Yuan, the promoter of the Company, for the services it rendered in connection with the organization of the Company valued at $500.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.                Description
---------  ---------------------------------------------------------------
 2.1	     Share Purchase Agreement (1)

 3.1       Certificate of Incorporation (2)

 3.2       By-Laws (2)

10.1      Share Exchange Agreement (1)

31.1      Certification Pursuant to Rule 13a-14(a), as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------
(1) Incorporated by reference from the Company's Current Report on Form 8-K filed on September 15, 2003.

(2) Incorporated by reference from the Company's registration statement on Form 10-SB filed on December 2, 2002 (File No. 000-50114)

(b)  Reports on Form 8-K

On September 15, 2003, the Company filed a Current Report on Form 8-K under Items 1, 2, 6, and 8 to report changes in control of registrant, acquisition or disposition of assets, resignations of registrant's directors, and change in fiscal year.

On November 14, 2003, the Company filed an amendment to its Current Report on Form 8-K filed on September 15, 2003 to file its audited financial statements.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit and Audit-Related Fees

For the period from October 18, 2002 (inception) to September 30, 2003, the Company's financial statements have not been audited pursuant to Section 3-11 of Regulation S-X. Accordingly, no fees have been paid to the Company's principal accountants.

For the period from October 18 (inception) to October 31, 2002, the Company's principal accountant billed $500 in fees that were directly associated with the preparation of the audit report as of October 31, 2002.

2. Tax Fees:    None.

3.  All Other Fees:   None.




                          SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


COWLEY TECHNOLOGIES CORP.

By:/s/ Jacinta Sit
-----------------------------------
Jacinta Sit, President and Director


Date: August 9, 2004